Form 10-Q
period 2024-05-31
Oyocar Group Inc.
filed 2024-07-10
CIK 1994582

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO.  333-275980

OYOCAR GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1742455

(IRS Employer Identification Number)

5521

(Primary Standard Industrial Classification Code Number)

Oyocar Group Inc.

Colinas Marinas, Marbellas, Villa 10 Sosua, Dominican Republic 57000

Tel. 829-859-0389

(Address and telephone number of registrant's executive office)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Emerging growth company	☒
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 9, 2024
Common Stock, $0.001	11,985,000

PART I. FINANCIAL INFORMATION

OYOCAR GROUP INC. BALANCE SHEETS
	MAY 31, 2024 Unaudited	AUGUST 31, 2023 Audited
ASSETS
Current Assets
Cash and cash equivalents	$2,678	$4,000
Total current assets	2,678	4,000
Non-Current Assets
Computer and Software	$3,535	-
Total non-current assets	3,535	-
TOTAL ASSETS	$6,213	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$15,803	$988
Total current liabilities	15,803	988
Total Liabilities	15,803	988

Commitments and contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,985,000 shares issued and outstanding	11,985	11,985
Common stock subscribed, 7,985,000 shares	-	(7,985)
Additional paid-in-capital	-	-
Accumulated deficit	(21,575)	(988)
Total Stockholders’ Equity (Deficit)	(9,590)	3,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)	$6,213	$4,000

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENTS OF OPERATIONS

Unaudited

	THREE MONTHS ENDED MAY 31, 2024	NINE MONTHS ENDED MAY 31, 2024
Revenue	$22,200	$39,700
Cost of goods sold	17,680	33,680
Gross profit	4,520	6,020

OPERATING EXPENSES
General and administrative expenses	11,487	26,607
Total operating expenses	(11,487)	(26,607)
Loss before provision for income taxes	(6,967)	(20,587)

Provision for income taxes	-	-

Net loss	$(6,967)	$(20,587)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,985,000	11,985,000

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 10, 2023) to MAY 31, 2024

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance at July 10, 2023 (Inception)	-	$-	$-	$-	$-	$-
Shares issued	11,985,000	11,985	(7,985)	-	-	4,000
Net loss for the period ended	-	-	-	-	(988)	(988)
Balances as of August 31, 2023	11,985,000	$11,985	$(7,985)	$-	$(988)	$3,012

Shares issued	-	-	7,985	-	-	7,985
Net loss for the period ended	-	-	-	-	(8,066)	(8,066)
Balances as of November 30, 2023	11,985,000	$11,985	$0	$-	$(9,054)	$2,931
Net loss for the period ended	-	-	-	-	(5,554)	(5,554)
Balances as of February 29, 2024	11,985,000	$11,985	$0	$-	$(14,608)	$(2,623)
Net loss for the period ended	-	-	-	-	(6,967)	(6,967)
Balances as of May 31, 2024	11,985,000	$11,985	$0	$-	$(21,575)	$(9,590)

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED MAY 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,587)
Amortization	405
Net cash used in operating activities	(20,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer	$(440)
Website	(3,500)
Net cash used in investing activities	(3,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,815
Proceeds from shares subscribed	7,985
Net cash provided by financing activities	22,800
Change in cash and equivalents	(1,322)
Cash and equivalents at beginning of the period	4,000
Cash and equivalents at end of the period	$2,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-
Taxes	$-

NON-CASH ACTIVITIES:	$-

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted a August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to May 31, 2024 of $21,575. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2024, the company has $2,678 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable and advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and services.

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

Earnings per Share

The company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of May 31, 2024, the Company had 11,985,000 shares issued and outstanding.

NOTE 5 – FIXED ASSETS, NET

Fixed assets at May 31, 2024, are summarized as follows:

	Estimated Useful Life (In years)	May 31, 2024
Website	5	3,500
Computer	5	440
		3,940

Less: Accumulated depreciation		(405)
		$3,535

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since July 10, 2023 (Inception) through May 31, 2024, the Company’s sole officer and director loaned the Company $15,803. As of May 31, 2024, the amount outstanding was $15,803. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2024 to July 9, 2024 and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on July 10, 2023.We are in the business of selling used cars sourced from the United States to customers in both the USA and the Dominican Republic. Our services encompass inspecting the cars, making necessary repairs, handling shipping logistics, and managing customs clearance when required.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

As of May 31, 2024, our total assets were $6,213 compared to $4,000 in total assets at August 31, 2023. As of May 31, 2024, our total liabilities were $15,803 compared to $988 in total liabilities at August 31, 2023.

Stockholders’ deficit was $9,590 as of May 31, 2024 compared to stockholders’ equity of $3,012 as of August 31, 2023.

Three Month Period Ended May 31, 2024

Revenue

During the three-month period ended May 31, 2024, the Company had $22,200 in revenue.

Operating Expenses

During the three-month period ended May 31, 2024, we incurred total operating expenses of $29,167, comprised of $17,680 in cost of goods sold and $11,487 in general and administrative expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended May 31, 2024 was $6,967.

Nine Month Period Ended May 31, 2024

Revenue

During the nine-month period ended May 31, 2024, the Company had $39,700 in revenue.

Operating Expenses

During the nine-month period ended May 31, 2024, we incurred total operating expenses of $60,287, comprised of $33,680 in cost of goods sold and $26,607 in general and administrative expenses. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended May 31, 2024 was $20,587.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2024, net cash flows used in operating activities were $20,182 comprised of net loss of $20,587 and depreciation expense of $405.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2024, net cash flows from financing activities were $22,800 consisting of $14,875 loan from related party and $7,985 proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our August 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYOCAR GROUP INC.

Dated: July 9, 2024	By:	/s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

