Form 10-K
period 2024-08-31
Oyocar Group Inc.
filed 2024-11-13
CIK 1994582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended AUGUST 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-275980

OYOCAR GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1742455

(IRS Employer Identification Number)

5521

(Primary Standard Industrial Classification Code Number)

Oyocar Group Inc.

Colinas Marinas, Marbellas, Villa 10

Sosua, Dominican Republic 57000

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 12, 2024, the registrant had 15,337,250 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 12, 2024.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean OYOCAR GROUP INC. unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Our company was incorporated in the State of Nevada on July 10, 2023. We specialize in the acquisition, refurbishment, and resale of used vehicles sourced primarily from the United States. Our business model caters to both domestic clients within the USA and international customers, particularly in the Dominican Republic. We provide a full spectrum of services that ensures a seamless process from the initial purchase to final delivery. This includes conducting thorough inspections of each vehicle, performing any necessary repairs or upgrades, and overseeing the logistics of shipping the cars to their final destination. Our team is experienced in handling the complexities of international shipping, including customs clearance and regulatory compliance, to ensure the vehicles are delivered efficiently and without delays. Our mission is to deliver high-quality, road-ready vehicles while offering comprehensive support throughout the entire transaction process.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management. Our cybersecurity risk management is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers. We rely on the cybersecurity protections of many of our third party service providers. Our primary third party service providers, utilize two (2) factor authorization as well as login and password protections with email verifications.

Our Board has overall oversight responsibility for our risk management, including our cybersecurity risk management. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored. We have not experienced any cybersecurity incidents in fiscal year 2024.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 12, 2024, the 15,337,250 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

As of August 31, 2024, we had an accumulated deficit of $24,588. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended August 31, 2024 compared to the period from Inception (July 10, 2023) to August 31, 2023

Revenue

During the year ended August 31, 2024, the Company had $46,959 in revenue, compared to $0 during the period from inception (July 10, 2023) to August 31, 2023. For the year ended August 31, 2024, the Company had in $39,939 in cost of goods sold and $7,020 in gross profit.

4 | Page

Operating Expenses

During the year ended August 31, 2024, we incurred total operating expenses of $30,620 compared to $988 during the period from inception (July 10, 2023) to August 31, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended August 31, 2024 was $23,600 compared to $988 during the period from inception (July 10, 2023) to August 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2024 our total assets were $90,850 compared to $4,000 in total assets at August 31, 2023. As at August 31, 2024, our total liabilities were $36,408 compared to $988 as of August 31, 2023.

Stockholders’ equity was $54,442 as of August 31, 2024 compared to $3,012 as of August 31, 2023.

Cash Flows from Operating Activities

For the year ended August 31, 2024, net cash from operating activities was $47,285, consisting of net loss of $23,600, amortization expenses of $602, increase in prepaid sales of $20,605, increase in accounts receivables of $2,259 increase in inventory of $15,851 and increase in prepaid expenses of $26,782.

For the period from inception (July 10, 2023) to August 31, 2023, net cash used in operating activities was $988, consisting entirely of net loss.

Cash Flows from Investing Activities

For the year ended August 31, 2024, net cash used in investing activities was $3,940.

For the period from inception (July 10, 2023) to August 31, 2023, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2024 were $89,845, consisting of $14,815 loan from related party, $7,985 proceeds from shares subscribed and $67,045 proceeds from issuance of common stock.

Cash flows provided by financing activities during the period from inception (July 10, 2023) to August 31, 2023 were $4,988, consisting of $988 loan from related party and $4,000 proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

5 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

6 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Oyocar Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oyocar Group, Inc. (the "Company") as of August 31, 2024, and 2023, the related statements of operations, changes in shareholders' equity and cash flows, for the year then ended and the related notes (collectively referred to as the "financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and 2023, and the results of its operations and its cash flows for the year ended August 31, 2024, and 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company has accumulated deficit of $24,588, the Company currently has limited revenue. The continuation of the Company as a going concern is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of August 31, 2024, there are no critical audit matters to communicate.

/s/ BOLADALE LAWAL

BOLADALE LAWAL & CO.

(Chartered Accountants)

PCAOB ID (6993)

We have served as the Company's auditor since May 2024.

November 11th, 2024.

Lagos Nigeria

F-1 | Page

OYOCAR GROUP INC. BALANCE SHEETS
	AUGUST 31, 2024	AUGUST 31, 2023
Current Assets
Cash and cash equivalents	$42,620	$4,000
Prepaid expenses	26,782	-
Accounts receivable	2,259	-
Inventory	15,851	-
Total current assets	87,512	4,000

Non-Current Assets
Computer and Software	$3,338	-
Total non-current assets	3,338	-
TOTAL ASSETS	$90,850	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$15,803	$988
Prepaid sales deposit	20,605	-
Total current liabilities	36,408	988
Total Liabilities	36,408	988

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
15,337,250 shares issued and outstanding as of August 31, 2024 and 11,985,000 as of August 31, 2023	15,337	11,985
Common stock subscribed, 7,985,000 shares	-	(7,985)
Additional paid-in-capital	63,693	-
Accumulated deficit	(24,588)	(988)
Total Stockholders’ Equity	54,442	3,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,850	$4,000

The accompanying notes are an integral part of these audited financial statements.

F-2 | Page

OYOCAR GROUP INC. STATEMENTS OF OPERATIONS

	Year ended August 31, 2024	For the period from Inception (July 10, 2023) to August 31, 2023
Revenue	$46,959	$-
Cost of goods sold	39,939	-
Gross profit	7,020	-

OPERATING EXPENSES
General and administrative expenses	30,620	988
Total operating expenses	30,620	988
Loss before provision for income taxes	(23,600)	(988)

Provision for income taxes	-	-

Net loss	$(23,600)	$(988)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	12,282,484	11,985,000

The accompanying notes are an integral part of these audited financial statements.

F-3 | Page

OYOCAR GROUP INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (JULY 10, 2023) to AUGUST 31, 2024

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance at July 10, 2023 (Inception)	-	$-	$-	$-	$-	$-
Shares issued	11,985,000	11,985	(7,985)	-	-	4,000
Net loss for the period ended	-	-	-	-	(988)	(988)
Balances as of August 31, 2023	11,985,000	$11,985	$(7,985)	$-	$(988)	$3,012

Shares issued	-	-	7,985	-	-	7,985
Shares issued at $0.02	3,352,250	3,352	-	63,693	-	67,045
Net loss for the year ended	-	-	-	-	(23,600)	(23,600)
Balances as of August 31, 2024	15,337,250	$15,337	$-	$63,693	$(24,588)	54,442

The accompanying notes are an integral part of these audited financial statements.

F-4 | Page

OYOCAR GROUP INC. STATEMENT OF CASH FLOWS

	Year ended August 31, 2024	For the period from Inception (July 10, 2023 to August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,600)	$(988)
Amortization	602	-
Increase (Decrease) in Prepaid Sales	20,605	-
Decrease (Increase) in Operating Assets:
Accounts Receivable	(2,259)	-
Inventory	(15,851)	-
Prepaid Expenses	(26,782)	-
Net cash used in operating activities	(47,285)	(988)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer	$(440)	-
Website	(3,500)	-
Net cash used in investing activities	(3,940)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,815	988
Proceeds from shares subscribed	7,985	4,000
Proceeds from issuance of common stock	67,045	-
Net cash provided by financing activities	89,845	4,988
Change in cash and equivalents	38,620	4,000
Cash and equivalents at beginning of the period	4,000	-
Cash and equivalents at end of the period	42,620	$4,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:
Common Stock	$-	$7,985
Common Stock subscribed	$-	$(7,985)

The accompanying notes are an integral part of these audited financial statements.

F-5 | Page

OYOCAR GROUP INC. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted a August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to August 31, 2024 of $24,588. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2024, the company has $42,620 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2024.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable and advances from related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

F-6 | Page

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

Inventory Accounting Policies

Valuation of Inventory Costs: We value our inventory using the First-In, First-Out (FIFO) method. Under this method, the cost of inventory reflects the cost of the oldest items first, aligning with our operational practices. Inventory costs include the purchase price, import duties, transport costs, and handling fees necessary to bring the inventory to its current location and condition.

Recognition of Inventory: Inventory is recognized on our balance sheet at the lower of cost or net realizable value. We regularly assess inventory for impairment, ensuring that obsolete or slow-moving items are written down appropriately. When inventory is sold, the corresponding cost is recognized as cost of goods sold in the period the revenue is recognized.

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

F-7 | Page

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended August 31, 2024, the Company issued 3,352,250 shares of its common stock at $0.02 per share for total proceeds of $67,045.

As of August 31, 2024, the Company had 15,337,250 shares issued and outstanding.

NOTE 4 – FIXED ASSETS, NET

Fixed assets at August 31, 2024, are summarized as follows:

	Estimated Useful Life (In years)	August 31, 2024
Website	5	3,500
Computer	5	440
		3,940
Less: Accumulated depreciation		(602)
		$3,338

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Since July 10, 2023 (Inception) through August 31, 2024, the Company’s sole officer and director loaned the Company $15,803. As of August 31, 2024, the amount outstanding was $15,803. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the period ended August 31, 2024 and 2023 is as follows:

	2024	2023
Tax benefit at U.S. statutory rate	$(5,163)	$(207)
Change in valuation allowance	5,163	207
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2024 and 2023 are as follows:

Deferred tax assets:	2024	2023
Net operating loss	$5,163	$207
Valuation allowance	(5,163)	(207)
	$-	$-

The Company has $24,588 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2044. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2024 to November 12, 2024 and has determined that there are no items to disclose.

F-8 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jonathan Rafael Perez Peralta Colinas Marinas, Marbellas, Villa 10, Sosua, Dominican Republic 57000	36	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)
Julissa De Jesus	22	Secretary

9 | Page

Jonathan Rafael Perez Peralta has acted as our President, Treasurer and sole Director since our incorporation on July 10, 2023. Mr. Perez has incorporated the company and owns 52.06% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Perez was going to be our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, and sole member of our board of directors. For the last 11 years Mr. Perez, has been managing his own car rental business, Ogando Rent Car in Sosua, Dominican Republic.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended August 31, 2024 and August 31, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Jonathan Rafael Perez Peralta, President and Treasurer	July 10, 2023 to August 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2023 to August 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Julissa De Jesus Secretary	July 10, 2023 to August 31, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September, 2023 to August 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2024, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

10 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of Form 10-K, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Jonathan Rafael Perez Peralta Colinas Marinas, Marbellas, Villa 10, Sosua, Dominican Republic 57000	7,985,000 shares of common stock (direct)	52.06%
Common Stock	Julissa De Jesus Colinas Marinas, Marbellas, Villa 10, Sosua, Dominican Republic 57000	4,000,000 shares of common stock (direct)	26.08%

The percentages below are based on 15,337,250 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 10, 2023, we issued a total of 7,985,000 shares of restricted common stock to Jonathan Rafael Perez Peralta, our officer and sole director in consideration of $7,985. Further, Mr. Perez has advanced funds to us. As of August 31, 2024, Mr. Perez has advanced to us $15,803.

On July 10, 2023, we issued a total of 4,000,000 shares of restricted common stock to Julissa De Jesus, our Secretary in consideration of $4,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2024, we incurred approximately $24,700 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2023 and for the reviews of our financial statements for the quarters ended November 30, 2023, February 29, 2024 and May 31, 2024.

11 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OYOCAR GROUP INC. .
Dated: November 12, 2024	By: /s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

13 | Page