Form 10-Q
period 2025-05-31
Oyocar Group Inc.
filed 2025-07-17
CIK 1994582

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 16, 2025
Common Stock, $0.001	15,337,250

OYOCAR GROUP INC.

PART I. FINANCIAL INFORMATION

OYOCAR GROUP INC.

BALANCE SHEETS

	MAY 31, 2025 Unaudited	AUGUST 31, 2024 Audited
ASSETS
Current Assets
Cash and cash equivalents	$32,120	$42,620
Prepaid expenses	-	26,782
Accounts receivable	-	2,259
Total current assets	32,120	71,661

Non-Current Assets
Computer and Software	$2,747	$3,338
Inventory	16,854	15,851
Total non-current assets	19,601	19,189
TOTAL ASSETS	$51,721	$90,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$15,803	$15,803
Accounts payable	10,000	-
Prepaid sales deposit	5,941	20,605
Total current liabilities	31,744	36,408
Total Liabilities	31,744	36,408

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,337,250 shares issued and outstanding	15,337	15,337
Common stock subscribed, 7,985,000 shares	-	-
Additional paid-in-capital	63,693	63,693
Accumulated deficit	(59,053)	(24,588)
Total Stockholders’ Equity	19,977	54,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,721	$90,850

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENTS OF OPERATIONS

Unaudited

	THREE MONTHS ENDED MAY 31, 2025	THREE MONTHS ENDED MAY 31, 2024	NINE MONTHS ENDED MAY 31, 2025	NINE MONTHS ENDED MAY 31, 2024
Revenue	$20,110	$22,200	$64,195	$39,600
Cost of goods sold	15,851	17,680	57,813	33,680
Gross profit	4,259	4,520	6,382	6,020

OPERATING EXPENSES
General and administrative expenses	$5,457	$11,487	$40,847	$26,607
Total operating expenses	(5,457)	(11,487)	(40,847)	(26,607)
Loss before provision for income taxes	(1,198)	(6,967)	(34,465)	(20,587)

Provision for income taxes			-	-

Net loss	$(1,198)	(6,967)	$(34,465)	$(20,587)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	15,337,250	11,985,000	15,337,250	11,985,000

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIODS ENDED MAY 31, 2024 AND MAY 31, 2025

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balances as of August 31, 2023	11,985,000	$11,985	$(7,985)	$-	$(988)	$3,012
Shares issued	-	-	7,985	-	-	7,985
Net loss	-	-	-	-	(8,066)	(8,066)
Balances as of November 30, 2023	11,985,000	$11,985	$0	$-	$(9,054)	$2,931
Net loss	-	-	-	-	(5,554)	(5,554)
Balances as of February 29, 2024	11,985,000	$11,985	$0	$-	$(14,608)	$(2,623)
Net loss	-	-	-	-	(6,967)	(6,967)
Balances as of May 31, 2024	11,985,000	$11,985	$0	$-	$(21,575)	$(9,590)

Balances as of August 31, 2024	15,337,250	$15,337	$-	$63,693	$(24,588)	54,442
Net loss	-	-	-	-	(30,973)	(30,973)
Balances as of November 30, 2024	15,337,250	$15,337	$0	$63,693	$(55,561)	$23,469
Net loss	-	-	-		(2,294)	(2,294)
Balances as of February 28, 2025	15,337,250	$15,337	$0	$63,693	$(57,855)	$21,175
Net loss	-	-	-		(1,198)	(1,198)
Balances as of May 31, 2025	15,337,250	$15,337	$0	$63,693	$(59,053)	$19,977

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED MAY 31, 2025	NINE MONTHS ENDED MAY 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,465)	$(20,587)
Amortization	591	405
Increase (Decrease) in Prepaid Sales	(14,664)	-
Decrease (Increase) in Operating Assets:
Accounts Receivable	2,259	-
Inventory	(1,003)	-
Prepaid Expenses	26,782	-
Increase (Decrease) in Operating liabilities:
Accounts payable	10,000	-
Net cash used in operating activities	(10,500)	(20,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer	$-	$(440)
Website	-	(3,500)
Net cash used in investing activities	-	(3,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	$-	14,815
Proceeds from shares subscribed	-	7,985
Net cash provided by financing activities	-	22,800
Change in cash and equivalents	(10,500)	(1,322)
Cash and equivalents at beginning of the period	42,620	4,000
Cash and equivalents at end of the period	$32,120	$2,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted a August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to May 31, 2025 of $59,053. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2025, the company has $32,120 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2025.

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

As of May 31, 2025, the Company had 15,337,250 shares issued and outstanding.

NOTE 5 – FIXED ASSETS, NET

Fixed assets at May 31, 2025, are summarized as follows:

	Estimated Useful Life (In years)	May 31, 2025
Website	5	3,500
Computer	5	440
		3,940

Less: Accumulated depreciation		(1,193)
		$2,747

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

Since July 10, 2023 (Inception) through May 31, 2025, the Company’s sole officer and director loaned the Company $15,803. As of May 31, 2025, the amount outstanding was $15,803. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2025 to July 16, 2025 and has determined that there are no items to disclose.

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

As of May 31, 2025, our total assets were $51,721 compared to $90,850 in total assets at August 31, 2024. As of May 31, 2025, our total liabilities were $31,744 compared to $36,408 in total liabilities at August 31, 2024.

Stockholders’ equity was $19,977 as of May 31, 2025 compared to $54,442 as of August 31, 2024.

Three Month Period Ended May 31, 2025 compared to Three Month Period Ended May 31, 2024

Revenue

During the three-month period ended May 31, 2025, the Company had $20,110 in revenue, compared to $22,200 during the three-month period ended May 31, 2024. During the three-month period ended May 31, 2025, the Company had in $15,851 in cost of goods sold and $4,259 in gross profit. During the three-month period ended May 31, 2024, the Company had in $17,680 in cost of goods sold and $4,520 in gross profit.

Operating Expenses

During the three-month period ended May 31, 2025, we incurred total operating expenses of $5,457, compared to $11,487 during the three-month period ended May 31, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended May 31, 2025 was $1,198, compared to $6,967 during the three-month period ended May 31, 2024.

Nine Month Period Ended May 31, 2025 compared to Nine Month Period Ended May 31, 2024

Revenue

During the nine-month period ended May 31, 2025, the Company had $64,195 in revenue, compared to $39,600 during the nine-month period ended May 31, 2024. During the nine-month period ended May 31, 2025, the Company had in $57,813 in cost of goods sold and $6,382 in gross profit. During the nine-month period ended May 31, 2024, the Company had in $33,680 in cost of goods sold and $6,020 in gross profit.

Operating Expenses

During the nine-month period ended May 31, 2025, we incurred total operating expenses of $40,847, compared to $26,607 during the nine-month period ended May 31, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended May 31, 2025 was $34,465, compared to $20,587 during the nine-month period ended May 31, 2024.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2025, net cash flows used in operating activities were $10,500 comprised of net loss of $34,465 and depreciation expense of $591, decrease in prepaid sales of $14,664, decrease in accounts receivables of $2,259 increase in inventory of $1,003, decrease in prepaid expenses of $26,782, and increase in accounts payable $10,000.

For the nine-month period ended May 31, 2024 net cash used in operating activities was $20,182, consisting of net loss of $20,587 and depreciation expense of $405.

Cash Flows from Investing Activities

For the nine-month period ended May 31, 2025, net cash used in investing activities was $0 compared to $3,940 during the nine-month period ended May 31, 2024.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2025, cash flows provided by financing activities was $0 compared to $22,800, consisting of $14,815 loan from related party and $7,985 proceeds from shares subscribed.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2025.

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

OYOCAR GROUP INC.

Dated: July 16, 2025	By:	/s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

