Form 10-K
period 2025-08-31
Oyocar Group Inc.
filed 2025-11-24
CIK 1994582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2025

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

As of November 24, 2025, the registrant had 15,337,250 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 24, 2025.

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

Not Applicable.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 24, 2025, the 15,337,250 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

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

RESULTS OF OPERATION

As of August 31, 2025, we had an accumulated deficit of $63,242. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended August 31, 2025 compared to the year ended August 31, 2024

Revenue

During the year ended August 31, 2025, the Company had $81,936 in revenue, compared to $46,959 during the year ended August 31, 2024. For the year ended August 31, 2025, the Company had in $74,667 in cost of goods sold and $7,269 in gross profit. For the year ended August 31, 2024, the Company had in $39,939 in cost of goods sold and $7,020 in gross profit.

4 | Page

Operating Expenses

During the year ended August 31, 2025, we incurred total operating expenses of $45,923 compared to $30,620 during the year ended August 31, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended August 31, 2025 was $38,654 compared to $23,600 during the year ended August 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2025 our total assets were $43,180 compared to $90,850 in total assets at August 31, 2024. As at August 31, 2025, our total liabilities were $27,392 compared to $36,408 as of August 31, 2024.

Stockholders’ equity was $15,788 as of August 31, 2025 compared to $54,442 as of August 31, 2024.

Cash Flows from Operating Activities

For the year ended August 31, 2025, net cash used in operating activities was $2,079, consisting of net loss of $38,654, amortization expenses of $788, decrease in prepaid sales of $20,605, decrease in accounts receivables of $2,259, decrease in inventory of $15,851, decrease in prepaid expenses of $26,782 increase in accounts payable of $11,500.

For the year ended August 31, 2024, net cash used in operating activities was $47,285, consisting of net loss of $23,600, amortization expenses of $602, increase in prepaid sales of $20,605, increase in accounts receivables of $2,259, increase in inventory of $15,851 and increase in prepaid expenses of $26,782.

Cash Flows from Investing Activities

For the year ended August 31, 2025, net cash used in investing activities was $0. For the year ended August 31, 2025, net cash used in investing activities was $3,940.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2025 were $89, consisting of $89 loan from related party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Oyocar Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oyocar Group, Inc. (the "Company") as of August 31, 2025, and 2024, the related statements of operations, changes in shareholders' equity and cash flows, for the years then ended and the related notes (collectively referred to as the "financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025, and 2024, and the results of its operations and its cash flows for the year ended August 31, 2025, and 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company has accumulated deficit of $63,242, the Company currently has limited revenue. The continuation of the Company as a going concern is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company has generated limited revenue since the inception of business that is insufficient to cover operating expenses. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management and key shareholder or external lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,

(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/s/ BOLADALE LAWAL

BOLADALE LAWAL & CO.

(Chartered Accountants)

PCAOB ID (6993)

We have served as the Company's auditor since 2024.

November 24th, 2025.

Lagos Nigeria

PART I. FINANCIAL INFORMATION

OYOCAR GROUP INC. BALANCE SHEETS Audited

	AUGUST 31, 2025	AUGUST 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$40,630	$42,620
Prepaid expenses	-	26,782
Accounts receivable	-	2,259
Total current assets	40,630	71,661

Non-Current Assets
Computer and Software	$2,550	$3,338
Inventory	-	15,851
Total non-current assets	2,550	19,189
TOTAL ASSETS	$43,180	$90,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$15,892	$15,803
Accounts payable	11,500	-
Prepaid sales deposit	-	20,605
Total current liabilities	27,392	36,408
Total Liabilities	27,392	36,408

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
15,337,250 shares issued and outstanding	15,337	15,337
Additional paid-in-capital	63,693	63,693
Accumulated deficit	(63,242)	(24,588)
Total Stockholders’ Equity	15,788	54,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,180	$90,850

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENTS OF OPERATIONS

Audited

	Year ended August 31, 2025	Year ended August 31, 2024
Revenue	$81,936	$46,959
Cost of goods sold	74,667	39,939
Gross profit	7,269	7,020

OPERATING EXPENSES
General and administrative expenses	45,923	30,620
Total operating expenses	(45,923)	(30,620)
Loss before provision for income taxes	(38,654)	(23,600)

Provision for income taxes	-	-

Net loss	$(38,654)	$(23,600)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	15,337,250	12,282,484

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED AUGUST 31, 2024 AND AUGUST 31, 2025

Audited

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balances as of August 31, 2023	11,985,000	$11,985	$(7,985)	$-	$(988)	$3,012
Shares issued		-	7,985	-	-	-
Shares issued at $0.02	3,352,250	3,352	-	63,693	-	67,045
Net loss for the period	-	-	-	-	(23,600)	(3,013)
Balances as of August 31, 2024	15,337,250	$15,337	$-	$63,693	$(24,588)	$54,442
Net loss for the period	-	-	-	-	(38,654)	(38,654)
Balances as of August 31, 2025	15,337,250	$15,337	$-	$63,693	$(63,242)	$15,788

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CASH FLOWS

Audited

	Year ended August 31, 2025	Year ended August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,654)	$(23,600)
Amortization	788	602
Increase (Decrease) in Prepaid Sales	(20,605)	20,605
Decrease (Increase) in Operating Assets:
Accounts Receivable	2,259	(2,259)
Inventory	15,851	(15,851)
Prepaid Expenses	26,782	(26,782)
Increase (Decrease) in Operating liabilities
Accounts Payable	11,500	-
Net cash used in operating activities	(2,079)	(47,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer	$-	(440)
Website	-	(3,500)
Net cash used in investing activities	-	(3,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	89	14,815
Proceeds from shares subscribed	-	7,985
Proceeds from issuance of common stock	-	67,045
Net cash provided by financing activities	89	89,845
Change in cash and equivalents	(1,990)	38,620
Cash and equivalents at beginning of the period	42,620	4,000
Cash and equivalents at end of the period	40,630	42,620

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED AUGUST 31, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted an August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to August 31, 2025 of $63,242. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2025, the company has $40,630 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2025.

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

As of August 31, 2025, the Company had 15,337,250 shares issued and outstanding.

NOTE 5– FIXED ASSETS, NET

Fixed assets at August 31, 2025, are summarized as follows:

	Estimated Useful Life (In years)	August 31, 2025
Website	5	3,500
Computer	5	440
		3,940
Less: Accumulated depreciation		(1,390)
		$2,550

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

Since July 10, 2023 (Inception) through August 31, 2025, the Company’s sole officer and director loaned the Company $15,892. As of August 31, 2025, the amount outstanding was $15,892. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 -  INCOME TAXES

The reconciliation of the provision for income taxes at the U.S. statutory rate of 21% for the period ended August 31, 2024 and 2023 is as follows:

	2025	2024
Tax benefit at U.S. statutory rate	$(13,280)	$(5,163)
Change in valuation allowance	13,280	5,163
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2024 and 2023  are as follows:

Deferred tax assets:	2024	2024
Net operating loss	$13,280	$5,163
Valuation allowance	(13,280)	(5,163)
	$-	$-

The Company has $63,242 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2045. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2025 to November 24, 2025 and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission of 2013 (COSO). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year August  31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jonathan Rafael Perez Peralta Colinas Marinas, Marbellas, Villa 10, Sosua, Dominican Republic 57000	36	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)
Julissa De Jesus	23	Secretary

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

Julissa De Jesus has acted as our Secretary since our incorporation on July 10, 2023. After graduating a school in 2019, she has been working as a secretary in Ogando Rent Car, the Mr. Perez’s car rental business.

9 | Page

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended August 31, 2025 and August 31, 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Jonathan Rafael Perez Peralta, President and Treasurer	September 1, 2023 To August 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2024 To August 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Julissa De Jesus Secretary	September 1, 2023 To August 31, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September, 2024 To August 31, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2025, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 10, 2023, we issued a total of 7,985,000 shares of restricted common stock to Jonathan Rafael Perez Peralta, our officer and sole director in consideration of $7,985. Further, Mr. Perez has advanced funds to us. As of August 31, 2025, Mr. Perez has advanced to us $15,803.

On July 10, 2023, we issued a total of 4,000,000 shares of restricted common stock to Julissa De Jesus, our Secretary in consideration of $4,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2025, we incurred approximately $14,300 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2024 and for the reviews of our financial statements for the quarters ended November 30, 2024, February 28, 2025 and May 31, 2025.

11 | Page

Part IV

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

OYOCAR GROUP INC. .
Dated: November 24, 2025	By: /s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

13 | Page