Form 10-Q
period 2025-11-30
Oyocar Group Inc.
filed 2026-01-06
CIK 1994582

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 30, 2025
Common Stock, $0.001	15,337,250

PART I. FINANCIAL INFORMATION

OYOCAR GROUP INC.

BALANCE SHEETS

	NOVEMBER 30, 2025 Unaudited	AUGUST 31, 2025 Audited
ASSETS
Current Assets
Cash and cash equivalents	$12,315	$40,630
Prepaid expenses	2,300	-
Total current assets	14,615	40,630

Non-Current Assets
Computer and Software	$2,353	$2,550
Total non-current assets	2,353	2,550
TOTAL ASSETS	$16,968	$43,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$15,892	$15,892
Accounts payable	525	11,500
Total current liabilities	16,417	27,392
Total Liabilities	16,417	27,392

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,337,250 shares issued and outstanding	15,337	15,337
Additional paid-in-capital	63,693	63,693
Accumulated deficit	(78,479)	(63,242)
Total Stockholders’ Equity	551	15,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,968	$43,180

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended November 30, 2025	Three months ended November 30, 2024
OPERATING EXPENSES
General and administrative expenses	15,237	30,973
Total operating expenses	(15,237)	(30,973)
Loss before provision for income taxes	(15,237)	(30,973)

Provision for income taxes	-	-

Net loss	$(15,237)	$(30,973)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	15,337,250	15,337,250

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD ENDED NOVEMBER 30, 2024 AND NOVEMBER 30, 2025

Unaudited

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balances as of August 31, 2024	15,337,250	$15,337	$-	$63,693	$(24,588)	54,442
Net loss for the period ended	-	-	-	-	(30,973)	(30,973)
Balances as of November 30, 2024	15,337,250	$11,985	$0	$63,693	$(55,561)	$23,469

Balances as of August 31, 2025	15,337,250	$15,337	$-	$63,693	$(63,242)	$15,788
Net loss for the period ended	-	-	-	-	(15,237)	(15,237)
Balances as of November 30, 2025	15,337,250	$11,985	$0	$63,693	$(78,479)	$551

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CASH FLOWS

Unaudited

	Three months ended November 30, 2025	Three months ended November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,237)	$(30,973)
Amortization	197	197
Increase (Decrease) in Prepaid Sales	-	10,230
Decrease (Increase) in Operating Assets:
Accounts Receivable	-	2,259
Inventory	-	(58,816)
Prepaid Expenses	(2,300)	26,782
Increase (Decrease) in Operating liabilities
Accounts Payable	(10,975)	10,925
Net cash used in operating activities	(28,315)	(39,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Proceeds from shares subscribed	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
Change in cash and equivalents	(28,315)	(39,396)
Cash and equivalents at beginning of the period	40,630	42,620
Cash and equivalents at end of the period	12,315	$3,224

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED NOVEMBER 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted a August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2025 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to November 30, 2025 of $(78,479). These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2025, the company has $12,315 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2025.

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

As of November 30, 2025, the Company had 15,337,250 shares issued and outstanding.

NOTE 5 – FIXED ASSETS, NET

Fixed assets at November 30, 2025, are summarized as follows:

	Estimated Useful Life (In years)	November 30, 2025
Website	5	3,500
Computer	5	440
		3,940

Less: Accumulated depreciation		(1,588)
		$2,352

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

Since July 10, 2023 (Inception) through November 30, 2025, the Company’s sole officer and director loaned the Company $15,892. As of November 30, 2025, the amount outstanding was $15,892. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 –  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2025 to December 30, 2025 and has determined that there are no items to disclose.

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

As of November 30, 2025, our total assets were $16,968 compared to $43,180 in total assets at August 31, 2025. As of November 30, 2025, our total liabilities were $16,417 compared to $27,392 in total liabilities at August 31, 2025.

Stockholders’ equity was $551 as of November 30, 2025 compared to $15,788 as of August 31, 2025.

Three Month Period Ended November 30, 2025 compared to Three Month Period Ended November 30, 2024

Operating Expenses

During the three-month period ended November 30, 2025, we incurred total operating expenses of $15,237, compared to $30,973 during the three-month period ended November 30, 2024. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended November 30, 2025 was $15,237, compared to $30,973 during the three-month period ended November 30, 2024.

Cash Flows used by Operating Activities

For the three-month period ended November 30, 2025, net cash flows used in operating activities were $28,315 comprised of net loss of $15,237 and depreciation expense of $197, increase in prepaid expenses of $2,300, and decrease in accounts payable $10,975.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our August 31, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Management has a disclosure in the financial statements to this effect as well. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2025.

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

OYOCAR GROUP INC.

Dated: January 5, 2026	By:	/s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

