Form 10-Q
period 2026-02-28
Oyocar Group Inc.
filed 2026-04-13
CIK 1994582

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 13, 2026
Common Stock, $0.001	15,337,250

PART I. FINANCIAL INFORMATION

OYOCAR GROUP INC. BALANCE SHEETS
	FEBRUARY 28, 2026 Unaudited	AUGUST 31, 2025 Audited
ASSETS
Current Assets
Cash and cash equivalents	$78	$40,630
Prepaid expenses	900	-
Total current assets	978	40,630

Non-Current Assets
Computer and Software	$2,156	$2,550
Total non-current assets	2,156	2,550
TOTAL ASSETS	$3,134	$43,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$9,875	$15,892
Accounts payable	-	11,500
Total current liabilities	9,875	27,392
Total Liabilities	9,875	27,392

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
15,337,250 shares issued and outstanding as of February 28 2026 and August 31, 2025 respectively.	15,337	15,337
Additional paid-in-capital	63,693	63,693
Accumulated deficit	(85,771)	(63,242)
Total Stockholders’ Equity/ (Deficit)	(6,741)	15,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,134	$43,180

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended February 28, 2026	Three months ended February 28, 2025	Six months ended February 28, 2026	Six months ended February 28, 2025
Revenue	$-	$44,085	$-	$44,085
Cost of goods sold	-	41,962	-	41,962
Gross profit	-	2,123	-	2,123

OPERATING EXPENSES
General and administrative expenses	$7,292	$4,417	$22,529	$35,390
Total operating expenses	(7,292)	(4,417)	(22,529)	(35,390)
Loss before provision for income taxes	(7,292)	(2,294)	(22,529)	(33,267)

Provision for income taxes	-	-	-	-

Net loss	$(7,292)	$(2,294)	$(22,529)	$(33,267)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	15,337,250	15,337,250	15,337,250	15,337,250

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY/ (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2024 AND AUGUST 31, 2025

Unaudited

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balances as of August 31, 2024	15,337,250	$15,337	$-	$63,693	$(24,588)	54,442
Net loss	-	-	-	-	(30,973)	(30,973)
Balances as of November 30, 2024	15,337,250	$15,337	$-	$63,693	$(55,561)	$23,469
Net loss	-	-	-	-	(2,294)	(2,294)
Balances as of February 28, 2025	15,337,250	$15,337	$-	$63,693	$(57,855)	$21,175

Balances as of August 31, 2025	15,337,250	$15,337	$-	$63,693	$(63,242)	$15,788
Net loss	-	-	-	-	(15,237)	(15,237)
Balances as of November 30, 2025	15,337,250	$11,985	$-	$63,693	$(78,479)	$551
Net loss	-	-	-	-	(7,292)	(7,292)
Balances as of February 28, 2026	15,337,250	$15,337	$-	$63,693	$(85,771)	$(6,741)

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CASH FLOWS

Unaudited

	Six months ended February 28, 2026	Six months ended February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,529)	$(33,267)
Amortization	394	394
Increase (Decrease) in Prepaid Sales	-	(12,205)
Decrease (Increase) in Operating Assets:
Accounts Receivable	-	(8,016)
Inventory	-	(16,854)
Prepaid Expenses	(900)	26,782
Increase (Decrease) in Operating liabilities
Accounts Payable	(11,500)	10,000
Net cash used in operating activities	(34,535)	(33,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	(6,017)	-
Net cash used in financing activities	(6,017)	-
Change in cash and equivalents	(40,552)	(33,166)
Cash and equivalents at beginning of the period	40,630	42,620
Cash and equivalents at end of the period	$78	$9,454

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED FEBRUARY 28, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted a August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2026 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to February 28, 2026 of $85,771. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2026, the company has $78 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2026.

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

As of February 28, 2026, the Company had 15,337,250 shares issued and outstanding.

NOTE 5 – FIXED ASSETS, NET

Fixed assets at February 28, 2026, are summarized as follows:

	Estimated Useful Life (In years)	February 28, 2026
Website	5	3,500
Computer	5	440
		3,940

Less: Accumulated depreciation		(1,784)
		$2,156

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

As of February 28, 2026, the Company had an outstanding balance of $9,875 on a non-interest bearing, unsecured loan due upon demand from the Company’s sole officer and director.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2026 to April 13, 2026 and has determined that there are no items to disclose.

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

As of February 28, 2026, our total assets were $3,134 compared to $43,180 in total assets at August 31, 2025. As of February 28, 2026, our total liabilities were $9,875 compared to $27,392 in total liabilities at August 31, 2025.

Stockholders’ deficit was $6,741 as of February 28, 2026 compared to stockholders’ equity of $15,788 as of August 31, 2025.

Three Month Period Ended February 28, 2026 compared to Three Month Period Ended February 28, 2025

Revenue

During the three-month period ended February 28, 2026, the Company had $0 in revenue, compared to $44,085 during the three-month period ended February 28, 2025. During the three-month period ended February 28, 2025, the Company had in $41,962 in cost of goods sold and $2,123 in gross profit.

Operating Expenses

During the three-month period ended February 28, 2026, we incurred total operating expenses of $7,292, compared to $4,417 during the three-month period ended February 28, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended February 28, 2026 was $7,292, compared to $2,294 during the three-month period ended February 28, 2025.

Six Month Period Ended February 28, 2026 compared to Six Month Period Ended February 28, 2025

Revenue

During the six-month period ended February 28, 2026, the Company had $0 in revenue, compared to $44,085 during the six-month period ended February 28, 2025. During the six-month period ended February 28, 2025, the Company had in $41,962 in cost of goods sold and $2,123 in gross profit.

Operating Expenses

During the six-month period ended February 28, 2026, we incurred total operating expenses of $22,529, compared to $35,390 during the six-month period ended February 28, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six-month period ended February 28, 2026 was $22,529, compared to $33,267 during the six-month period ended February 28, 2025.

Cash Flows used by Operating Activities

For the six-month period ended February 28, 2026, net cash flows used in operating activities were $34,535 comprised of net loss of $22,529 and depreciation expense of $394, increase in prepaid expenses of $900, and decrease in accounts payable $11,500.

For the six-month period ended February 28, 2025, net cash flows used in operating activities were $33,166 comprised of net loss of $33,267 and depreciation expense of $394, decrease in prepaid sales of $12,205, increase in accounts receivables of $8,016 increase in inventory of $16,854 and decrease in prepaid expenses of $26,782, increase in accounts payable $10,000.

Cash Flows from Financing Activities

For the six-month period ended February 28, 2026, cash flows used in financing activities was $6,017, compared to $0 for the six-month period ended February 28, 2025. The amount consisted entirely of repayments of a loan to a related party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2026.

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

OYOCAR GROUP INC.

Dated: April 13, 2026	By:	/s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

