Form 10-Q
period 2026-05-31
Oyocar Group Inc.
filed 2026-07-14
CIK 1994582

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2026
Common Stock, $0.001	15,337,250

OYOCAR GROUP INC.

PART I. FINANCIAL INFORMATION

OYOCAR GROUP INC.

BALANCE SHEETS

	MAY 31, 2026 Unaudited	AUGUST 31, 2025 Audited
ASSETS
Current Assets
Cash and cash equivalents	$(26)	$40,630

Total current assets	(26)	40,630

Non-Current Assets
Computer and Software	$1,959	$2,550
Total non-current assets	1,959	2,550
TOTAL ASSETS	$1,933	$43,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$12,506	$15,892
Accounts payable	-	11,500
Total current liabilities	12,506	27,392
Total Liabilities	12,506	27,392

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 15,337,250 shares issued and outstanding	15,337	15,337
Additional paid-in-capital	63,693	63,693
Accumulated deficit	(89,603)	(63,242)
Total Stockholders’ Equity (Deficit)	(10,573)	15,788
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,933	$43,180

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended May 31, 2026	Three months ended May 31, 2025	Nine months ended May 31, 2026	Nine months ended May 31, 2025
Revenue	$-	$20,110	$-	$64,195
Cost of goods sold	-	15,851	-	57,813
Gross profit	-	4,259	-	6,382

OPERATING EXPENSES
General and administrative expenses	$3,832	$5,457	$26,361	$40,847
Total operating expenses	(3,832)	(5,457)	(26,361)	(40,847)
Loss before provision for income taxes	(3,832)	(1,198)	(26,361)	(34,465)

Provision for income taxes	-		-	-

Net loss	$(3,832)	$(1,198)	$(26,361)	$(34,465)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	15,337,250	15,337,250	15,337,250	15,337,250

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIODS ENDED MAY 31, 2025 AND MAY 31, 2026

Audited

	Common Stock		Common Stock	Additional Paid-In-	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balances as of August 31, 2024	15,337,250	$15,337	$-	$63,693	$(24,588)	54,442
Net loss	-	-	-	-	(30,973)	(30,973)
Balances as of November 30, 2024	15,337,250	$15,337	$0	$63,693	$(55,561)	$23,469
Net loss	-	-	-		(2,294)	(2,294)
Balances as of February 28, 2025	15,337,250	$15,337	$0	$63,693	$(57,855)	$21,175
Net loss	-	-	-		(1,198)	(1,198)
Balances as of May 31, 2025	15,337,250	$15,337	$0	$63,693	$(59,053)	$19,977

Balances as of August 31, 2025	15,337,250	$15,337	$-	$63,693	$(63,242)	$15,788
Net loss	-	-	-	-	(15,237)	(15,237)
Balances as of November 30, 2025	15,337,250	$15,337	$-	$63,693	$(78,479)	$551
Net loss	-	-	-	-	(7,292)	(7,292)
Balances as of February 28, 2026	15,337,250	$15,337	$-	$63,693	$(85,771)	$(6,741)
Net loss	-	-	-	-	(3,832)	(3,832)
Balances as of May 31, 2026	15,337,250	$15,337	$-	$63,693	$(89,603)	$(10,573)

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC.

STATEMENT OF CASH FLOWS

Unaudited

	Nine months ended May 31, 2026	Nine months ended May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,361)	$(34,465)
Amortization	591	591
Increase (Decrease) in Prepaid Sales	-	(14,664)
Decrease (Increase) in Operating Assets:
Accounts Receivable	-	2,259
Inventory	-	(1,003)
Prepaid Expenses	-	26,782
Increase (Decrease) in Operating liabilities
Accounts Payable	(11,500)	10,000
Net cash used in operating activities	(37,270)	(10,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	(3,386)	-
Net cash used in financing activities	(3,386)	-
Change in cash and equivalents	(40,656)	(10,500)
Cash and equivalents at beginning of the period	40,630	42,620
Cash and equivalents at end of the period	$(26)	$32,120

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

OYOCAR GROUP INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MAY 31, 2026

NOTE 1 – ORGANIZATION AND BUSINESS

OYOCAR GROUP INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on July 10, 2023. The Company is in the business of selling used automobiles in the USA and Dominican Republic.

The Company has adopted a August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2026 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (July 10, 2023) to May 31, 2026 of $89,603. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2026, the company has $0 in the bank account.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2026.

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

As of May 31, 2026, the Company had 15,337,250 shares issued and outstanding.

NOTE 5 – FIXED ASSETS, NET

Fixed assets at May 31, 2026, are summarized as follows:

	Estimated Useful Life (In years)	May 31, 2026
Website	5	3,500
Computer	5	440
		3,940

Less: Accumulated depreciation		(1,981)
		$1,959

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

As of May 31, 2026, the Company had an outstanding balance of $12,506 on a non-interest bearing, unsecured loan due upon demand from the Company’s sole officer and director.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2026 to March 16, 2026 and has determined that there are no items to disclose.

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

As of May 31, 2026, our total assets were $1,933 compared to $43,180 in total assets at August 31, 2025. As of May 31, 2026, our total liabilities were $12,506 compared to $27,392 in total liabilities at August 31, 2025.

Stockholders’ deficit was $10,573 as of May 31, 2026 compared to stockholders’ equity of $15,788 as of August 31, 2025.

Three Month Period Ended May 31, 2026 compared to Three Month Period Ended May 31, 2025

Revenue

During the three-month period ended May 31, 2026, the Company had $0 in revenue, compared to $20,110 during the three-month period ended May 31, 2025. During the three-month period ended May 31, 2025, the Company had in $15,851 in cost of goods sold and $4,259 in gross profit.

Operating Expenses

During the three-month period ended May 31, 2026, we incurred total operating expenses of $3,832, compared to $5,457 during the three-month period ended May 31, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three-month period ended May 31, 2026 was $3,832, compared to $1,198 during the three-month period ended May 31, 2025.

Nine Month Period Ended May 31, 2026 compared to Nine Month Period Ended May 31, 2025

Revenue

During the nine-month period ended May 31, 2026, the Company had $0 in revenue, compared to $64,195 during the nine-month period ended May 31, 2025. During the nine-month period ended May 31, 2025, the Company had in $57,813 in cost of goods sold and $6,382 in gross profit.

Operating Expenses

During the nine-month period ended May 31, 2026, we incurred total operating expenses of $26,361, compared to $40,847 during the nine-month period ended May 31, 2025. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine-month period ended May 31, 2026 was $26,361, compared to $34,465 during the nine-month period ended May 31, 2025.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2026, net cash flows used in operating activities were $37,270 comprised of net loss of $26,361 and depreciation expense of $591, and decrease in accounts payable $11,500.

For the nine-month period ended May 31, 2025, net cash flows used in operating activities were $10,500 comprised of net loss of $34,465 and depreciation expense of $591, decrease in prepaid sales of $14,664, decrease in accounts receivables of $2,259 increase in inventory of $1,003, decrease in prepaid expenses of $26,782, and increase in accounts payable $10,000.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2026, cash flows used in financing activities was $3,386, compared to $0 for the nine-month period ended May 31, 2025. The amount consisted entirely of repayments of a loan to a related party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2026.

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

OYOCAR GROUP INC.

Dated: July 14, 2026	By:	/s/ Jonathan Rafael Perez Peralta
Jonathan Rafael Perez Peralta, President and Chief Executive Officer and Chief Financial Officer

